Form 10-Q
period 2010-03-31
Bhakti Capital Corp.
filed 2010-05-17
CIK 1466056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53695

BHAKTI CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-0246151 (I.R.S. Employer Identification Number)

1560 Calais Drive Miami Beach, Florida (Address of principal executive offices)	33141 (Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2010
Common Stock, no par value per share	3,000,000 shares

BHAKTI CAPITAL CORP.

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$3,229	$4,875
Loan from shareholder	12,499	7,624

Total Liabilities	15,728	12,499

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(18,728)	(15,499)
	$(15,728)	$(12,499)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

		Cumulative from
	For the three month period	From May 26, 2009 (Inception)
	ended March 31, 2010	to March 31, 2010

Revenue:	$-	$-

Expenses:
General and Administrative	(3,229)	(18,728)

Net loss	$(3,229)	$(18,728)

Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000

The accompanying notes are an integral part of these financial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Cumulative from
	For the three month period	May 26, 2009 (Inception)
	ended March 31, 2010	To March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,229)	$(18,728)
Increase (decrease) in accounts payable	(1,646)	3,229

Net cash used in operating activities	(4,875)	(15,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	4,875	12,499
Proceeds from issuance of common stock	-	3,000

Net cash provided by financing activities	4,875	15,499

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Bhakti Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on May 26, 2009. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At March 31, 2010, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

NOTE 2 – ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of  a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception. The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.

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

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on May 10, 2010.

NOTE 3 – SHAREHOLDERS’ EQUITY

On May 27, 2009, the Company issued 3,000,000 shares of common stock to its initial shareholder in exchange for $3,000.

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2010, the Company had no amounts in excess of FDIC insured limit.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $12,499 as of March 31, 2010.

The Company does not lease or rent any property.  Office space and services are provided without charge.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2010 with the SEC and are hereby referenced.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationships with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other SEC reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Prior to the occurrence of a business combination, we may be required to raise capital through the sale or issuance of additional securities or obtain borrowings or advances from third party sources in order to ensure that we can pay our operating expenses.  It is also possible that a business combination might not occur during the next 12 months, if at all.  In the event that we are unable to pay our operating expenses prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $15,499 from inception of May 26, 2009 to March 31, 2010 and has an accumulated deficit of $18,728 through March 31, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our filing on the Form 10-K Statement with the SEC on March 31, 2010.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Plan of Operation

The Company was incorporated in Florida on May 26, 2009.  We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  Since our inception, we have not commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the SEC and identification of businesses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Quarter Ended March 31, 2010 and May 26, 2009 (Inception) through March 31, 2010

Revenues. The Company’s revenues for the periods ended March 31, 2010 and May 26, 2009 (inception) through March 31, 2010 were $0.  No revenues occurred during these periods because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the periods ended March 31, 2010 and May 26, 2009 (inception) through March 31, 2010 were $0.  There were no costs of revenues because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period ended March 31, 2010 and May 26, 2009 (inception) through March 31, 2010 was $0.  No gross profit/loss occurred during these periods because there were no sales.

General and Administrative Expenses. General and administrative expenses for the period ended March 31, 2010 and from May 26, 2009 (inception) through March 31, 2010 were $3,229 and $18,728, respectively.  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the periods ended March 31, 2010 and from May 26, 2009 (inception) through March 31, 2010 was $(3,229) and $(18,728), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

For the period of May 26, 2009 (inception) through March 31, 2010, we had an accumulated deficit of $(18,728).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of March 31, 2010, total current assets were $0.

As of March 31, 2010, total current liabilities were $15,728, which consisted of accounts payable, accrued expenses and loans from its shareholders.  We had negative net working capital of $(15,728) as of March 31, 2010.

During the period from May 26, 2009 (inception) through March 31, 2010, operating activities used cash of $15,499.  The cash used by operating activities related to general and administrative expenses.

Intangible Assets

There were no intangible assets as of March 31, 2010.

Material Commitments

There were no material commitments as of March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any anticipate entering into any off-balance arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities.  We do not currently have any revenues or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2010 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in the Company’s internal control over financial reporting as of March 31, 2010.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

/s/  Robert Papiri
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

BHAKTI CAPITAL CORP.

DATE:  May 14, 2010                                                         By: /s/  Robert Papiri
Robert Papiri
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Bhakti Capital Corp.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri