Form 10-Q
period 2010-09-30
Bhakti Capital Corp.
filed 2010-11-15
CIK 1466056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 15, 2010

Common Stock, no par value per share	3,000,000 shares

BHAKTI CAPITAL CORP.

- i -

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$2,375	$4,875
Loan from shareholder	18,899	7,624

Total Liabilities	21,274	12,499

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(24,274)	(15,499)
	$(21,274)	$(12,499)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying  notes are an integral part of these unaudited fiancial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

	For the three month period ended September 30, 2010	For the three month period ended September 30, 2009	For the nine month period ended September 30, 2010	For the period from May 26, 2009 (Inception) to September 30, 2009	Cumulative from From May 26, 2009 (Inception) to September 30, 2010

Revenue:	$-	$-	$-	$-	$-

Expenses:
General and Administrative	(2,755)	(4,575)	(8,775)	(8,148)	(24,274)

Net loss	$(2,755)	$(4,575)	$(8,775)	$(8,148)	$(24,274)

Basic and diluted net loss per share	$-	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying  notes are an integral part of these unaudited fiancial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
		Cumulative from	Cumulative from
	For the nine month period	May 26, 2009 (Inception)	May 26, 2009 (Inception)
	ended September 30, 2010	to September 30, 2009	to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,775)	$(8,148)	$(24,274)
Increase (decrease) in accounts payable	(2,500)	5,620	2,375

Net cash used in operating activities	(11,275)	(2,528)	(21,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	11,275	-	18,899
Proceeds from issuance of common stock	-	3,000	3,000

Net cash provided by financing activities	11,275	3,000	21,899

NET INCREASE IN CASH & CASH EQUIVALENTS	-	472	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$472	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying  notes are an integral part of these unaudited fiancial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Bhakti Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on May 26, 2009. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of the date of this filing, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

NOTE 2 – ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception. The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260 “Earnings per Share” which was previously Statement of Accounting Standards No. 128, "Earnings per Share”.  Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

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

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued.

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2010, the Company had no amounts in excess of FDIC insured limit.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $18,899 as of September 30, 2010.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $21,899 from inception of May 26, 2009 to September 30, 2010 and has an accumulated deficit of ($24,274) through September 30, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on the Form 10-K Statement with the SEC on March 31, 2010.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Nine Months Ended September 30, 2010

Revenues. The Company’s revenues for the nine months ended September 30, 2010 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the nine months ended September 30, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the nine months ended September 30, 2010 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 were $8,775.  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the nine months ended September 30, 2010 was ($8,775).  The net loss for the nine months ended September 30, 2010 was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Quarter Ended September 30, 2010 Compared to September 30, 2009

Revenues. The Company’s revenues for the three months ended September 30, 2010 and the three months ended September 30, 2009 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended September 30, 2010 and the three months ended September 30, 2009 were $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended September 30, 2010 and the three months ended September 30, 2009 were $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 and the three months ended September 30, 2009 were $2,755 and $4,575, respectively .  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the three months ended September 30, 2010 and the three months ended September 30, 2009 were $(2,755) and $(4,575), respectively.  The net loss for each of these periods was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Period from May 26, 2009 (Inception) through September 30, 2010

Revenues. The Company’s revenues for the period May 26, 2009 (inception) through September 30, 2010 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the period May 26, 2009 (inception) through September 30, 2010 was $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period May 26, 2009 (inception) through September 30, 2010 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the period May 26, 2009 (inception) through September 30, 2010 were $24,274. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the period May 26, 2009 (inception) through September 30, 2010 was $(24,274).  The net loss for the period May 26, 2009 (inception) through September 30, 2010 was primarily related to general and administrative expenses and no revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of September 30, 2010, total current assets were $0.

As of September 30, 2010, total current liabilities were $21,274, which consisted of accounts payable, accrued expenses and loans from its shareholders.  We had negative net working capital of $(21,274) as of September 30, 2010.

During the period from May 26, 2009 (inception) through September 30, 2010, operating activities used cash of $(21,899).  The cash used by operating activities related to general and administrative expenses.  All of the cash during this period was provided by shareholder loans and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

There were no intangible assets as of September 30, 2010.

Material Commitments

There were no material commitments as of September 30, 2010.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 6.      Exhibits

(a)              Exhibits

Exhibit 31.1             302 Certification – Robert Papiri
Exhibit 32.1             906 Certification – Robert Papiri

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BHAKTI CAPITAL CORP.

DATE:  November 15, 2010

By:  /s/ Robert Papiri
              Robert Papiri
              Chief Executive Officer and Chief Financial Officer

Bhakti Capital Corp.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri