Form 10-K
period 2010-12-31
Bhakti Capital Corp.
filed 2011-03-25
CIK 1466056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________________

Commission file number:  0-53695

Bhakti Capital Corp.
(Exact name of registrant as specified in its charter)

Florida	27-0246151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1560 Calais Drive
Miami, Florida  33141
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (831) 325-4194

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were no shares of the registrant’s Common Stock held by non-affiliates on March 25, 2011.  On March 25, 2011, there were 3,000,000 shares of the registrant’s Common Stock issued and outstanding and held by two (2) shareholders deemed to be affiliates of the registrant within the meaning of Rule 12b-2 under the Exchange Act.

INDEX

Bhakti Capital Corp.

FORM 10-K

For The Fiscal Year Ended December 31, 2010

 Explanatory Notes

In this Annual Report on Form 10-K, Bhakti Capital Corp. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

INDEX

PART I
Item 1.    Business.

General

The name of our company is Bhakti Capital Corp.  We were incorporated under the laws of the State of Florida on May 26, 2009. We are a developmental stage company and have no revenues to date.  Since inception, our activities have been limited to actions related to our organization and the preparation of a registration statement on Form 10 (the “Registration Statement”), including payment of professional fees and expenses.  We are a “shell” company conducting no business operations, other than our efforts to seek merger partners or acquisition candidates; however, the Company has not yet commenced any efforts to seek such merger partners or acquisition candidates.

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

We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with growth potential which, in the opinion of our sole officer and director, could provide a return on investment to our shareholders in the form of cash compensation and/or the potential for capital appreciation in the form of continuing equity ownership. Our efforts in identifying prospective Target Businesses are expected to include businesses in the United States and abroad. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our sole officer and director may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues and has an accumulated deficit of $(29,549) through December 31, 2010. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

No trading market in our securities presently exists and we have no plans on registering any securities under the Securities Act or state blue sky laws for the foreseeable future. In light of the restrictions concerning shell companies contained in many state blue sky laws and the regulations thereunder, it is not likely that a trading market will be created in our securities until such time as a Business Combination occurs with a Target Business. No assurances are given that subsequent to such a Business Combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity. We presently have 100,000,000 shares of Common Stock authorized, of which 3,000,000 are currently issued and outstanding. None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be “restricted securities”, as that term is defined under Rule 144 promulgated under the Securities Act, because such shares were issued in a private placement transaction to one “accredited investor” not involving a public offering. These shares cannot be resold under Rule 144 but must be registered under the Securities Act. As of the date hereof, we have not provided to any shareholder registration rights to register under the Securities Act any shares of Common Stock of the Company. See “Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters”.

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

Opportunity for Shareholder Evaluation or Approval of Business Combinations

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director and her advisors in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could have an impact upon the availability of dissenters’ rights (i.e., the right to receive fair payment with respect to our Common Stock) to shareholders disapproving the proposed Business Combination. See “Description of Business – ‘Shell Corporation’” “Conflicts of Interest” and “Certain Relationships and Related Transactions”.

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

INDEX

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

In connection with our evaluation of a prospective Target Business, our sole officer and director anticipates that she will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business, including conducting a due diligence review, negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable Federal securities laws, state blue sky laws, foreign securities laws, if any, and corporation laws cannot presently be ascertained with any degree of certainty.

INDEX

Our sole officer and director intends to devote not more than five hours per week of his time to our operations, and, accordingly, consummation of a Business Combination may require a greater period of time than if he devoted his full time to our affairs.  However, our sole officer and director will devote such time as she deems reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

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

Although we have no commitments as of the date of this registration statement to issue any shares of Common Stock, preferred stock, options or warrants or other equity consideration, we will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a Business Combination. To the extent that such additional securities are issued, dilution to the interests of our shareholders will inevitably occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

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

INDEX

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of any portion of Narayan Capital Funding Corp.’s or Willowhuasca Wellness, Inc.’s shares of Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or any portion of the shares of Common Stock owned by Narayan Capital Funding Corp. or Willowhuasca Wellness, Inc. It is likely that none of our other shareholders, if any, will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole officer and director, who is also the beneficial owner of a majority of our outstanding shares of Common Stock, will be provided.

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

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable Federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of our shareholders.

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
Our plan of business may involve changes in our capital structure, corporate structure, management team, the board of directors, voting control by our shareholders and business prospects and plans, especially if we consummate a Business Combination, as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, shareholders will not be afforded these protections.

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act. Because our securities may from time to time, and at the present time, constitute "penny stocks" within the meaning of these rules, the rules would apply to the Company and to its securities. These rules may further affect the ability of our shareholders to sell their shares in any public market which might develop.

INDEX

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2010.

INDEX

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not been approved for quotation or trading and, accordingly, a public trading market for our shares of common stock has not yet commenced and no shares of our common stock have been traded.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On March 25, 2011, there were 2 registered holders of our common stock.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

The following is a summary of the sole transaction by us from May 26, 2009, which is our inception, through March 25, 2011 involving sales of our securities that were not registered under the Securities Act.  The offer and sale was made in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering.  The purchaser was an “accredited investor”, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.  The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and were afforded access to management of the registrant in connection with this purchase. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

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

INDEX

Item 6.        Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2010, the period May 26, 2009 (our inception) to December 31, 2009 and for the period May 26, 2009 (our inception) to December 31, 2010, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Statement of Operations Data:	Year Ended December 31, 2010	Cumulative from May 26, 2009 (inception) to December 31, 2009	Cumulative from May 26, 2009 (inception) to December 31, 2010

Revenue:	$—	—	—

Expenses:
General and administrative	14,050	15,499	29,549

Total expenses	14,050	15,499	29,549

Net (loss)	$(14,050)	(15,499)	(29,549)

Basic and diluted net (loss) per share	$—	—
Weighted average number of common shares outstanding	3,000,000	3,000,000

	As of	As of
Balance Sheet Data:	December 31, 2010	December 31, 2009

Cash and cash equivalents	$—	$—
Working capital	(26,549)	(12,499)
Total assets	—	—
Total long-term liabilities	—	—
Total liabilities	26,549	12,499
Total shareholders’ (deficit)	(26,549)	(12,499)

INDEX

Item 7.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our audited financial statements for the years ended December 31, 2010, the period from May 26, 2009, our inception, through December 31, 2009 and for the period from May 26, 2009, our inception, through December 31, 2010, together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Presently, we are not in a position to meet our cash requirements for the next 12 months.  We neither generate any cash revenue nor cash flow.  Our operating costs, which include professional fees and costs are likely to approximate $14,000 during the next 12 months.  In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

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

INDEX

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $24,674 from inception of May 26, 2009 to December 31, 2010 and has an accumulated deficit of $(29,549) through December 31, 2010. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results of Operations

We are a development stage company and have incurred losses of $(29,549) as of December 31, 2010, which are due to ongoing general and administrative expenses and not having generated any revenues.

Results for the Period from May 26, 2009 (our inception) through December 31, 2010

Revenues. The Company’s revenues for the period May 26, 2009 (inception) through December 31, 2010 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the period May 26, 2009 (inception) through December 31, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period May 26, 2009 (inception) through December 31, 2010 were $0.  No gross profit/loss occurred during this period, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the period May 26, 2009 (inception) through December 31, 2010 were $29,549.  General and administrative expenses consist primarily of professional service fees paid to our law firm, accounting firm and financial printer handling our SEC filings.

Net Loss. Net loss for the period May 26, 2009 (inception) through December 31, 2010 was ($29,549).  The net loss was due to professional fees and the expenses associated with being a reporting company under the Exchange Act and generating no revenues since our inception.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

INDEX

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2010:

Cash and cash equivalents	$-
Working capital deficit	(26,549)
Total assets	-
Total liabilities	26,549
Total shareholders’ deficiency	(26,549)

During the period May 26, 2009, our inception, through December 31, 2010, we had a working capital deficit of ($26,549), which was due to spending relating to our general and administrative expenses and not having generated any revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since our inception on May 26, 2009.  Operating expenditures during the period covered by this report include general and administrative costs.  The reason for the cash used in operating activities was due to the professional fees and costs associated with the Company’s preparation and filing of its Registration Statement on Form 10, ongoing costs associated with being a public company and general and administrative expenses.

Cash Flows from Investing Activities

We did not make any investments as of March 25, 2011.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans.  Net cash provided by financing activities for the period May 26, 2009 (inception) through December 31, 2010 was $24,674. We have received loan proceeds in the amount $21,674 as of December 31, 2010 from a related party shareholder, which remains outstanding and payable.

Intangible Assets

There were no intangible assets during for the period May 26, 2009 (inception) through December 31, 2010.

Material Commitments

There were no material commitments for the period May 26, 2009 (inception) through December 31, 2010.

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

For the period from May 26, 2009 (inception) through December 31, 2010, we recognized revenues of $0.

Earnings (Loss) Per Share

We compute earnings per share in accordance with the Accounting Standards Codification (“ASC”) 260 “Earnings per Share” which was previously Statement of Accounting Standards No. 128, "Earnings per Share”.  Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period from May 26, 2009 (inception) through December 31, 2010.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from May 26, 2009 (inception) through December 31, 2010.

INDEX

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

INDEX

Item 8.    Financial Statements and Supplementary Data.

LAKE & ASSOCIATES, CPA’s LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bhakti Capital Corp.

We have audited the accompanying balance sheet of Bhakti Capital Corp. (a development stage enterprise) (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period from May 26, 2009 (inception) through December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bhakti Capital Corp. (a Florida corporation) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period May 26, 2009 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Notes 1, the Company has been in the development stage since its inception (May 26, 2009) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Notes 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Schaumburg, Illinois
March 23, 2011

INDEX

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31, 2010	December 31, 2009
	(Audited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$4,875	$4,875
Loan from shareholder	21,674	7,624

Total Liabilities	26,549	12,499

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(29,549)	(15,499)
	$(26,549)	$(12,499)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

INDEX

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Audited)

		For the period	Cumulative
	For the twelve month period	From May 26, 2009 (Inception)	From May 26, 2009 (Inception)
	ended December 31, 2010	to December 31, 2009	to December 31, 2010

Revenue:	$-	$-	$-

Expenses:
General and Administrative	14,050	15,499	29,549

Net loss	$(14,050)	$(15,499)	$(29,549)

Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

INDEX

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Audited)

	For the twelve month period	Cumulative from May 26, 2009 (Inception)	Cumulative from May 26, 2009 (Inception)
	ended December 31, 2010	to December 31, 2009	to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,050)	$(15,499)	$(29,549)
Increase in accounts payable	-	4,875	4,875

Net cash used in operating activities	(14,050)	(10,624)	(24,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	14,050	7,624	21,674
Proceeds from issuance of common stock	-	3,000	3,000

Net cash provided by financing activities	14,050	10,624	24,674

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INDEX

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE PERIOD MAY 26, 2009 (INCEPTION) THROUGH DECEMBER 31, 2010
(Audited)

	Number of	Common	Accumulated
	Common Shares	Stock	Deficit	Total
Balance at May 27, 2009
(Inception),
Shares issued for cash
(3,000,000 shares at $.001/share)	3,000,000	$3,000	$-	$3,000

Net Loss for the period	-	-	(15,499)	(15,499)

Balance at
December 31, 2009	3,000,000	3,000	(15,499)	(12,499)

Net Loss for the period	-	-	(14,050)	(14,050)

Balance at
December 31, 2010	3,000,000	$3,000	$(29,549)	$(26,549)

The accompanying notes are an integral part of these financial statements.

INDEX

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Bhakti Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on May 26, 2009. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At December 31, 2010, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

INDEX

RECENT ACCOUNTING PRONOUNCEMENTS

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on March 25, 2011.

NOTE 3 – SHAREHOLDERS’ EQUITY

On May 27, 2009, the Company issued 3,000,000 shares of common stock to its initial shareholder in exchange for $3,000.

NOTE - 4 INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$29,549
Deferred tax asset	10,047
Valuation allowance	(10,047)
Net Deferred tax asset	$—

Net operating loss carryforwards totaled approximately $29,549 at December 31, 2010. The net operating loss carryforwards will begin to expire in the year 2029 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2010 since it believes it is more likely than not that such deferred income tax asset will not be realized.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2010 and 2009 and for the period since inception is as follows:

			Cumulative
			since
	2010	2009	inception

Tax expense (benefit) at statutory rate (34%)	$(4,777)	$(5,270)	$(10,047)

Non-deductible expenses	—	—	—

Increase in valuation allowance	4,777	5,270	10,047

Income tax expense (benefit)	$—	$—	$—

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

INDEX

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010, the Company had no amounts in excess of FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $21,674 as of December 31, 2010.

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

INDEX

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2010, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 25, 2011.

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

/s/ Robert Papiri
Robert Papiri
Chairman, President and Treasurer

Item 9B.    Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2010, but not reported.

INDEX

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our sole director and executive officer and his age as of March 25, 2011 is as follows:

Name	Age	Principal Positions With Us
Robert Papiri	49	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2010, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers.  Prior to an acquisition, we do not believe such a code is necessary because we are not an operating company.  Our Board of Directors intends to consider adopting such a code in the future.

INDEX

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

INDEX

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.     Executive Compensation.

Executive Compensation

No officer will receive any salary or other compensation in connection with being employed by, or providing services to, us. There are no employment or consulting agreements with our sole officer and director in any form whatsoever.

 The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2009 and 2010 in all capacities.

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

CEO Robert Papiri(1)	2010	$0	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0	$0
CEO Colleen Foyo(1)	2009	$0	$0	$0	$0	$0	$0	$0	$0
_____________

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

Grants of Plan-Based Awards in 2010

We have not granted any plan-based awards to our named executive officer, since our inception.

INDEX

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officer, as of December 31, 2010, our fiscal year-end.

Option Exercises and Stock Vested in 2001

Our named executive officer did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2010.  Our named executive officer did not have any stock options or unvested shares of stock of the Company.

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

Potential Payments Upon Termination or Change in Control

As of December 31, 2010, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2010

We have not granted any plan-based awards to our named executive officers, since our inception.

INDEX

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2011, for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 25, 2011, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.

Beneficial owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Outstanding(1)
Narayan Capital Funding Corp.(2)	2,700,000	90%
Willowhuasca Wellness, Inc.(2)(3)	300,000	10%
All directors and executive officers as a group	2,700,000	90%
_______________

(1)
The number of shares and percentage of class beneficially owned set forth above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of stock options.  Unless otherwise indicated and pursuant to applicable community property laws, each person or entity named in the table has sole voting power and investment power with respect to all shares of common stock listed as owned by such person or entity.

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

INDEX

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the period from October 15, 2009 through December 31, 2010, Narayan Capital Funding Corp., our majority shareholder, made loans to us in the amount of $21,674.  Robert Papiri, our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer and sole director, maintains sole voting and investment control of the shares held by Narayan Capital Funding Corp.  Narayan Capital Funding Corp. owns 2,700,000 shares of our common stock, or 90% of our issued and outstanding shares of common stock.

Willowhuasca Wellness, Inc., owns 300,000 shares of our common stock, or 10% of the issued and outstanding shares of our common stock.  Colleen Foyo, who was previously our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer and sole director from May 26, 2009, our inception, until September 4, 2009, maintains sole voting and investment control of the shares held by Willowhuasca Wellness, Inc.

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

Robert Papiri, our President, Secretary, Treasurer and sole director, who maintains sole voting and investment control of the shares held by Narayan Capital Funding Corp., our majority shareholder, may actively negotiate for or otherwise consent to the disposition of any portion of the shares of Common Stock issued to Narayan Capital Funding Corp. and Willowhuasca Wellness, Inc., as a condition to or in connection with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of some or all of the shares of Common Stock held by these shareholders. However, it is probable that other shareholders of the Company will not be afforded the right to sell all or a portion of their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Narayan Capital Funding Corp. and Willowhuasca Wellness, Inc. will be provided. Also, such other shareholders will not be afforded an opportunity to approve or consent to the sale of Narayan Capital Funding Corp.’s and Willowhuasca Wellness, Inc.’s shares of Common Stock in connection with a Business Combination. See “Business – Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”. It is more likely than not that any sale of securities by Narayan Capital Funding Corp. and Willowhuasca Wellness, Inc. to an acquisition candidate would be at a price substantially higher than that originally paid by such shareholders. Any payment to such shareholders in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity. See “Business - Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Bhakti Capital Corp., 1560 Calais Drive, Miami, Florida  33141.

INDEX

Item 14.    Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2009 and December 31, 2010.

	2009	2010

Audit Fees	$5,400	$3,000
Audit-Related Fees	-	1,500
Tax Fees	—	—
All Other Fees	—	—

Total Audit and Audit-Related Fees	$5,400	$4,500

Item 15.     Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
10.1	Stock Purchase Agreement among Bhakti Capital Corp., Willowhuasca Wellness, Inc. and Narayan Capital Funding Corp. dated September 4, 2009**
23.1	Consent of Lake & Associates, CPA’s LLC (filed herewith)
31.1	302 Certification – Robert Papiri (filed herewith)
32.1	906 Certification – Robert Papiri (filed herewith)
__________

*      Previously filed with the SEC as exhibits on the registrant’s Form 10 General Form for Registration of
         Securities on June 10, 2009.
**    Previously filed with the SEC as an exhibit to the registrant’s Form 8-K on September 4, 2009.

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2011.

BHAKTI CAPITAL CORP.

By: /s/ Robert Papiri
Robert Papiri
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Papiri Robert Papiri	President, Chief Executive Officer, (Principal Executive Officer), Treasurer (Principal Financial and Accounting Officer) and Chairman	March 25, 2011

INDEX

Bhakti Capital Corp.

Index to Exhibits

Exhibits

Exhibit 23.1                      Consent of Lake & Associates, CPA’s LLC

Exhibit 31.1                      302 Certification – Robert Papiri

Exhibit 32.1                      906 Certification – Robert Papiri