Form 10-Q
period 2011-03-31
Bhakti Capital Corp.
filed 2011-05-16
CIK 1466056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2011

Common Stock, no par value per share	3,000,000 shares

BHAKTI CAPITAL CORP.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$2,375	$4,875
Loan from shareholder	27,319	21,674

Total Liabilities	29,694	26,549

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(32,694)	(29,549)
	$(29,694)	$(26,549)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative From
	For the three month period	For the three month period	May 26, 2009 (Inception)
	ended March 31, 2011	ended March 30, 2010	to September 30, 2011

Revenue:	$-	$-	$-

Expenses:
General and Administrative	3,145	3,229	32,694

Net loss	$(3,145)	$(3,229)	$(32,694)

Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	For the three month period	For the three month period	May 26, 2009 (Inception)
	ended March 31, 2011	ended March 31, 2010	to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,145)	$(3,229)	$(32,694)
Increase (decrease) in accounts payable	(2,500)	(1,646)	2,375

Net cash used in operating activities	(5,645)	(4,875)	(30,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	5,645	4,875	27,319
Proceeds from issuance of common stock	-	-	3,000

Net cash provided by financing activities	5,645	4,875	30,319

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2011, the Company had no amounts in excess of FDIC insured limit.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $27,319 as of March 31, 2011.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 25, 2011 with the SEC and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $30,319 from inception of May 26, 2009 to March 31, 2011 and has an accumulated deficit of ($32,694) through March 31, 2011.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on the Form 10-K Statement with the SEC on March 25, 2011.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Quarter Ended March 31, 2011 Compared to March 31, 2010

Revenues. The Company’s revenues for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $3,145 and $3,229, respectively.  General and administrative expenses consisted primarily of professional service fees for preparing SEC reports.

Net Loss. Net loss for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $(3,145) and $(3,229), respectively.  The net loss for each of these periods was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Period from May 26, 2009 (Inception) through March 31, 2011

Revenues. The Company’s revenues for the period May 26, 2009 (inception) through March 31, 2011 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the period May 26, 2009 (inception) through March 31, 2011 was $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period May 26, 2009 (inception) through March 31, 2011 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the period May 26, 2009 (inception) through March 31, 2011 were $32,694. General and administrative expenses consisted primarily of professional service fees for preparing SEC reports and start-up expenses.

Net Loss. Net loss for the period May 26, 2009 (inception) through March 31, 2011 was $(32,694).  The net loss for the period May 26, 2009 (inception) through March 31, 2011 was primarily related to general and administrative expenses and no revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of March 31, 2011, total current assets were $0.

As of March 31, 2011, total current liabilities were $29,694, which consisted of accounts payable, accrued expenses and loans from its shareholders.  We had negative net working capital of $(29,694) as of March 31, 2011.

During the period from May 26, 2009 (inception) through March 31, 2011, operating activities used cash of $(30,319).  The cash used by operating activities related to general and administrative expenses.  All of the cash during this period was provided by shareholder loans and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

There were no intangible assets as of March 31, 2011.

Material Commitments

There were no material commitments as of March 31, 2011.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.     Exhibits

(a)             Exhibits

Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BHAKTI CAPITAL CORP.

DATE: May 16, 2011	By: /s/ Robert Papiri
Robert Papiri
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer and Authorized Officer)

Bhakti Capital Corp.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri