Form 10-Q
period 2011-06-30
Bhakti Capital Corp.
filed 2011-08-15
CIK 1466056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53695

____________________________

BHAKTI CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-0246151 (I.R.S. Employer Identification Number)

1521 Alton Road, No. 284 Miami Beach, Florida (Address of principal executive offices)	33139 (Zip Code)

(831) 325-4194
(Issuer’s telephone number, including area code)

1560 Calais Drive
Miami Beach, Florida  33141
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer   ☐                                                                                    Accelerated filer                       ☐
           Non-accelerated filer     ☐                                                                                    Smaller reporting company     ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2011

Common Stock, no par value per share	3,000,000 shares

BHAKTI CAPITAL CORP.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$2,375	$4,875
Loan from shareholder	30,064	21,674

Total Liabilities	32,439	26,549

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(35,439)	(29,549)
	$(32,439)	$(26,549)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from
	For the three month period	For the three month period	For the six month period	For the six month period	From May 26, 2009 (Inception)
	ended June 30, 2011	ended June 30, 2010	ended June 30, 2011	ended June 30, 2010	to June 30, 2011

Revenue:	$-	$-	$-	$-	$-

Expenses:
General and Administrative	2,745	2,791	5,890	6,020	35,439

Net loss	$(2,745)	$(2,791)	$(5,890)	$(6,020)	$(35,439)

Basic and diluted net loss per share	$-	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the six month period	For the six month period	May 26, 2009 (Inception)
	ended June 30, 2011	ended June 30, 2010	to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,890)	$(6,020)	$(35,439)
Increase (decrease) in accounts payable	(2,500)	(1,934)	2,375

Net cash used in operating activities	(8,390)	(7,954)	(33,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	8,390	7,954	30,064
Proceeds from issuance of common stock	-	-	3,000

Net cash provided by financing activities	8,390	7,954	33,064

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BHAKTI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Bhakti Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on May 26, 2009. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of the date of this filing, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees for Securities and Exchange Commission (“SEC”) filings and identification of businesses. The Company's fiscal year ends on December 31st.

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2011, the Company had no amounts in excess of FDIC insured limit.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $30,064 as of June 30, 2011.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash in operation activities in the amount of $(33,064) from inception of May 26, 2009 to June 30, 2011 and has an accumulated deficit in the amount of $(35,439) through June 30, 2011.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Quarter Ended June 30, 2011 Compared to the Quarter June 30, 2010

Revenues. The Company’s revenues for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $0.  No revenues occurred during these periods, because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $0.  There was no cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $0.  No gross profit/loss occurred during these periods, because there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $2,745 and $2,791, respectively.  General and administrative expenses consisted primarily of professional service fees for preparing SEC reports.

Net Loss. Net loss for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $(2,745) and $(2,791), respectively.  The net loss for each of these periods was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues. The Company’s revenues for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $0.  No revenues occurred during these periods, because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $0.  There was no cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $0.  No gross profit/loss occurred during these periods, because there were no sales.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $5,890 and $6,020, respectively.  General and administrative expenses consisted primarily of professional service fees for preparing SEC reports.

Net Loss. Net loss for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $(5,890) and $(6,020), respectively.  The net loss for each of these periods was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Period from May 26, 2009 (Inception) through June 30, 2011

Revenues. The Company’s revenues for the period May 26, 2009 (inception) through June 30, 2011 were $0.  No revenues occurred during these periods, because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the period May 26, 2009 (inception) through June 30, 2011 was $0.  There was no cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period May 26, 2009 (inception) through June 30, 2011 was $0.  No gross profit/loss occurred during these periods, because there were no sales.

General and Administrative Expenses. General and administrative expenses for the period May 26, 2009 (inception) through June 30, 2011 were $35,439. General and administrative expenses consisted primarily of professional service fees for preparing SEC reports and start-up expenses.

Net Loss. Net loss for the period May 26, 2009 (inception) through June 30, 2011 was $(35,439).  The net loss for the period May 26, 2009 (inception) through June 30, 2011 was primarily related to general and administrative expenses and no revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of June 30, 2011, total current assets were $0.

As of June 30, 2011, total current liabilities were $32,439, which consisted of accounts payable, accrued expenses and loans from its shareholders.  We had negative net working capital of $(32,439) as of June 30, 2011.

During the period from May 26, 2009 (inception) through June 30, 2011, operating activities used cash of $(33,064).  The cash used by operating activities related to general and administrative expenses.  All of the cash during this period was provided by shareholder loans and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

There were no intangible assets as of June 30, 2011.

Material Commitments

There were no material commitments as of June 30, 2011.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.     Exhibits

(a)             Exhibits

Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BHAKTI CAPITAL CORP.

DATE: August 15, 2011	By: /s/ Robert Papiri
Robert Papiri
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer and Authorized Officer)

Bhakti Capital Corp.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri